Form 10QSB
period 2007-02-28
Grace 1, Inc.
filed 2007-03-21
CIK 1366517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2007

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

                          Commission File No. 000-52061

--------------------------------------------------------------------------------
                                  GRACE 1, INC.
        (Exact name of small business issuer as specified in its charter)
--------------------------------------------------------------------------------


                  Delaware                            20-3708225
                  --------                            ----------
      (State or other jurisdiction of              (I.R.S.  Employer
         incorporation or formation)              Identification No.)

                   2 Bridge Avenue, Red Bank, New Jersey 07701
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (732) 530-9007

                                    No change
              (Former name, former address and former fiscal year,
                         if changed since last report)

                                   Copies to:
                              The Sourlis Law Firm
                            Virginia K. Sourlis, Esq.
                          The Galleria, 2 Bridge Avenue
                           Red Bank, New Jersey 07701
                                 (732) 530-9007
                               www.SourlisLaw.com

Securities registered under Section 12(b) or 12(g) of the Exchange Act None

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

Transitional Small Business Disclosure Format: Yes o No x

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,000 shares of common stock, par value $.0001 per share, outstanding as of March 19, 2007.

GRACE 1, INC.
INDEX
February 28, 2007
--------------------------------------------------------------------------------


PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements                                                  3

Item 2. Management's Discussion and Analysis or Plan of Operations            6

Item 3. Controls and Procedures                                               6

PART II - OTHER INFORMATION                                                   7

Item 1. Legal Proceedings                                                     7

Item 2. Changes in Securities                                                 7

Item 3.  Defaults Upon Senior Securities                                      7

Item 4. Submission of Matters to a Vote of Security Holders                   7

Item 5. Other Information                                                     7

Item 6. Exhibits and Reports of Form 8-K                                      7

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

GRACE 1, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET - (Unaudited)
February 28, 2007
--------------------------------------------------------------------------------

ASSETS

Total assets                                                            $    --
                                                                        =======

LIABILITIES AND STOCKHOLDER'S EQUITY

   Due to shareholder                                                        --
                                                                        -------

Total liabilities                                                       $    --
                                                                        -------

Commitment and contingencies                                                 --

Stockholder's equity
     Preferred stock, $.0001 par value,

        authorized 10,000,000 shares, none issued                            --
     Common stock, $.0001 par value,
        authorized 100,000,000 shares

        100,000 issued and outstanding                                       10

     Additional paid-in capital                                           2,784

     Deficit accumulated during the development stage                    (2,794)
                                                                        -------

Total stockholder's equity                                                   --
                                                                        =======

Total liabilities and stockholder's equity                              $    --
                                                                        =======

See notes to unaudited financial statements

GRACE 1, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS
(unaudited)
--------------------------------------------------------------------------------

                                                                    Period from
                                                                    October 27,
                                                       For the         2005
                                                     three months   (inception)
                                                        ended         through
                                                      February 28,  February 28,
                                                         2007           2007
                                                      ---------      ---------

Net sales                                             $      --      $      --

Cost of sales                                                --             --
                                                      ---------      ---------

Gross profit                                                 --             --
                                                      ---------      ---------

General and administrative expenses                         310          2,794
                                                      ---------      ---------

Net (loss)                                            $    (310)     $  (2,794)
                                                      =========      =========

Basic and diluted (loss) per common share                   NIL      $   (0.03)

Weighted average number of common shares outstanding    100,000        100,000
                                                      =========      =========

See notes to unaudited financial statements

GRACE 1, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY - (Unaudited)
For the period October 27, 2005 (Inception) to February 28, 2007
--------------------------------------------------------------------------------

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                        Additional  During the
                                        Preferred Stock           Common Stock           Paid-In   Development   Stockholder's
                                       Shares      Amount       Shares      Amount       Capital      Stage          Equity
                                       ------      ------      -------      -------      -------      -------       -------

Balance - October 27, 2005                 --      $   --           --      $    --      $    --      $    --       $    --

Issuance of common shares                  --          --      100,000           10           90           --           100


Capital contributions - shareholder        --          --           --           --        2,694           --         2,694


Net (loss)                                 --          --           --           --           --       (2,794)       (2,794)
                                       ------      ------      -------      -------      -------      -------       -------

Balance, February 28, 2007                 --          --      100,000      $    10      $ 2,784      $(2,794)           --
                                       ======      ======      =======      =======      =======      =======       =======

See notes to unaudited financial statements

GRACE 1, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                    Period from
                                                                    October 27,
                                                        For the        2005
                                                      three months  (inception)
                                                         ended        through
                                                      February 28,  February 28,
                                                         2007          2007
                                                       -------       -------
Cash flows from operating activities
Net (loss)                                             $  (310)      $(2,794)

Adjustments to reconcile net (loss) to net cash
used in operating activities                                --            --
                                                       -------       -------

Net cash used in operating activities                     (310)       (2,794)
                                                       -------       -------
Cash flows from financing activities:
Proceeds from issuance of common stock                      --           100
Capital contributions - shareholder                        310         2,694
                                                       -------       -------

Net cash provided by financing activities                  310         2,794
                                                       -------       -------

Net increase in cash and cash equivalents                   --            --

Cash and cash equivalents - beginning of period             --            --
                                                       -------       -------

Cash and cash equivalents - end of period              $    --       $    --
                                                       =======       =======

See notes to unaudited financial statements

GRACE 1, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
February 28, 2007
--------------------------------------------------------------------------------

NOTE 1. DEVELOPMENT STAGE COMPANY

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company's accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles in the United States. Significant accounting policies are as follows:

      a. Use of Estimates - The preparation of the statement of financial condition in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      b. Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through February 28, 2007, the Company did not maintain any bank accounts.

      c. Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

      d. Loss per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period as required by the Financial Accounting Standards Board
            (FASB) under Statement of Financial  Accounting Standards (SFAS) No.
            128. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. The Company does not have any potentially dilutive instruments.

      e. Fair Value of Financial Instruments - The carrying value of cash equivalents and accrued expenses approximates fair value due to the short term nature.

GRACE 1, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
February 28, 2007
--------------------------------------------------------------------------------


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

      f. New Accounting Pronouncement - In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

NOTE 3. PREFERRED STOCK

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

NOTE 4. COMMON STOCK

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

NOTE 6 RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of sole shareholder, at no cost. Management estimates such amounts to be immaterial.

During the three months ended February 28, 2007, the Company reclassified $2,484 of costs paid by the sole shareholder of the Company from Due to shareholder to Additional paid-in capital.

GRACE 1, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
February 28, 2007
--------------------------------------------------------------------------------

NOTE 7 INTERIM FINANCIAL STATEMENTS

The accompanying Interim Financial Statements of the Company as of February 28, 2007, the three months ended February 28, 2007 and for the period October 27, 2005 (inception) through February 28, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company's Form 10-SB12G filed with the Securities and Exchange Commission on June 19, 2006, which contained audited financial statements as of June 2, 2006 and for the period October 27, 2005 (inception) to June 2, 2006.

NOTE 8 GOING CONCERN

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

Plan of Operation.
The Company has not realized any revenues from operations since October 27, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Results of Operations.
The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 27, 2005 (inception) to February 27, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At February 28, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of February 28, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended February 28, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending February 28, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated:  March 21, 2007
Grace 1, Inc.
By: /s/ Virginia K. Sourlis
    -----------------------
    President