Form 10-K/A
period 2008-05-31
Grace 1, Inc.
filed 2009-02-02
CIK 1366517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: May 31, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _______________

Commission File No. 000-52061

Grace 1, Inc.

(Name of registrant in its charter)

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  100,000 shares of common stock, par value $0.0001 per share as of February 2, 2009.

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

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

EXPLANATORY NOTE

           On July 31, 2008, the Registrant filed its Annual Report on Form 10-K for the fiscal year ended May 31, 2008 with the SEC (the “Original Filing”). On January 13, 2009, the Registrant filed with the SEC Amendment No. 1 on Form 10-K/A to the Original Filing to amend “Item 9A(T) Controls and Procedures” pursuant to a comment letter received from the SEC. On January 23, 2009, the Registrant filed with the SEC Amendment No. 2 on Form 10-KSB/A to the Original filing to again amend certain disclosure in “Item 9A(T) Controls and Procedures” pursuant to a second comment letter received from the SEC . On January 30, 2009, the Registrant received a third comment letter from the SEC, therein stating that the Registrant should have filed Amendment No. 2 to the Original Filing on Form 10-K/A, not Form 10-KSB/A, and that the Registrant’s 302 Certifications should not have contained several instances of the term “small business issuer”; but rather, the term “registrant.”

          The Registrant is filing this Amendment No. 3 on Form 10-K/A to comply with the SEC’s third comment letter.   Except for the amended disclosure contained herein, this Amendment No. 3 on Form 10-K/A does not modify or update disclosures contained in the Original Filing and which were amended in Amendment No. 2, which are both incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Index

Exhibit No.:	Description:
3.1*	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 27, 2005

3.2*	By-Laws

31.1
Amendment Certification of the Company’s Principal Executive Officer and Principal Financial Officer, dated February 2, 2009, pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended May 31, 2008

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

GRACE 1, INC.

Dated: February 2, 2009	By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis
President (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Virginia K. Sourlis	President and Sole Director	February 2, 2009
Virginia K. Sourlis	(Principal Executive Officer) (Principal Financial and Accounting Officer)