Form 10-K/A
period 2008-05-31
Grace 1, Inc.
filed 2009-02-04
CIK 1366517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 4)

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer (Do not check if a smaller reporting company)☐	Smaller reporting company☒

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  100,000 shares of common stock, par value $0.0001 per share as of February 4, 2009.

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

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

EXPLANATORY NOTE

           On July 31, 2008, the Registrant filed its Annual Report on Form 10-K for the fiscal year ended May 31, 2008 with the SEC (the “Original Filing”). On January 13, 2009, the Registrant filed with the SEC Amendment No. 1 on Form 10-K/A to the Original Filing to amend “Item 9A(T) Controls and Procedures” pursuant to a comment letter received from the SEC. On January 23, 2009, the Registrant filed with the SEC Amendment No. 2 on Form 10-KSB/A to the Original Filing to again amend certain disclosure in “Item 9A(T) Controls and Procedures” pursuant to a second comment letter received from the SEC . On January 30, 2009, the Registrant received a third comment letter from the SEC, therein stating that the Registrant should have filed Amendment No. 2 to the Original Filing on Form 10-K/A, not Form 10-KSB/A, and that the Registrant’s 302 Certifications should not have contained several instances of the term “small business issuer”; but rather, the term “registrant.”  On February 2, 2009, the Registrant filed Amendment No. 3 on Form 10-K/A to comply with the SEC’s third comment letter.   Pursuant to a telephone conversation with the SEC on February 3, 2009, we are filing this Amendment No. 4 to the Original Filing to include “Item 9A(T) Controls and Procedures” under Item I of Form 10-K/A. The Registrant is also filing Exhibits 31.1 and 32.1 with this Amendment No. 4.

Except for the amended disclosure contained herein, this Amendment No. 4 on Form 10-K/A does not modify or update disclosures contained in the Original Filing, which is incorporated by reference herein.

PART II

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

GRACE 1, INC.

Dated: February 4, 2009	By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis
President (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Virginia K. Sourlis	President and Sole Director	February 4, 2009
Virginia K. Sourlis	(Principal Executive Officer) (Principal Financial and Accounting Officer)